Form 10-Q
period 2021-06-30
Fortress Value Acquisition Corp. IV
filed 2021-08-09
CIK 1828183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or
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

(212) 798-6100
(Registrant’s telephone number, including area code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☒ No ☐

As of August 6, 2021, 65,000,000 shares of Class A common stock, par value $0.0001 per share and 16,250,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Value Acquisition Corp. IV
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

FORTRESS VALUE ACQUISITION CORP. IV
CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
Assets:
Current assets:
Cash	$2,105,394	$4,875
Prepaid expenses	509,070	—
Total current assets	2,614,464	4,875
Investments held in Trust Account	650,026,604	—
Deferred offering costs	—	82,659
Total Assets	$652,641,068	$87,534

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$572,004	$67,334
Franchise tax payable	99,178	—
Total current liabilities	671,182	67,334
Deferred underwriting commissions payable	22,750,000	—
Warrant liabilities	24,320,000	—
Total Liabilities	47,741,182	67,334

Commitments and Contingencies

Class A common stock, $0.0001 par value; 59,989,988 shares and no shares subject to possible redemption as of June 30, 2021 and December 31, 2020, respectively	599,899,880	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 500,000,000 and 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 5,010,012 shares and no shares issued and outstanding (excluding 59,989,988 shares and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	501	—
Class F common stock, $0.0001 par value; 50,000,000 and 20,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 16,250,000 and 17,250,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (1)	1,625	1,725
Additional paid-in capital	(1,195,767)	23,275
Retained earnings (accumulated deficit)	6,193,647	(4,800)
Total Stockholders’ Equity	5,000,006	20,200
Total Liabilities and Stockholders’ Equity	$652,641,068	$87,534

(1) In April 2021, the Sponsor forfeited 1,000,000 shares of Class F common stock (See Note 3).
The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. IV
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
General and administrative expenses	$302,086	$378,016
Franchise tax expense	49,863	99,427
Loss from operations	(351,949)	(477,443)

Other income (loss):
Interest income	22,477	26,604
Decrease in fair value of warrant liabilities	6,566,896	9,220,012
Fair value in excess of cash received for Private Placement Warrants	(25,000)	(1,667,551)
Offering costs related to warrant liabilities	(64,527)	(903,175)
Total other income (loss)	6,499,846	6,675,890

Net income	$6,147,897	$6,198,447

Weighted average shares outstanding, Class A common stock	63,846,154	63,333,333
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Weighted average shares outstanding, Class F common stock	15,961,538	15,483,425
Basic and diluted net income per share, Class F common stock	$0.39	$0.40

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three and six months ended June 30, 2021
(Unaudited)

	Common stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	17,250,000	$1,725	$23,275	$(4,800)	$20,200
Sale of Units in Initial Public Offering, net of offering costs related to Class A common stock and initial fair value of Public Warrants	60,000,000	6,000	—	—	552,542,645	—	552,548,645
Class A common stock subject to possible redemption	(54,761,939)	(5,476)	—	—	(547,613,914)	—	(547,619,390)
Net income	—	—	—	—	—	50,550	50,550
Balance - March 31, 2021	5,238,061	$524	17,250,000	$1,725	$4,952,006	$45,750	$5,000,005
Sale of over-allotment Units, net of offering costs related to Class A common stock and initial fair value of Public Warrants	5,000,000	500	—	—	46,132,094	—	46,132,594
Forfeiture of Sponsor shares	—	—	(1,000,000)	(100)	100	—	—
Change in Class A common stock subject to possible redemption	(5,228,049)	(523)	—	—	(52,279,967)	—	(52,280,490)
Net income	—	—	—	—	—	6,147,897	6,147,897
Balance - June 30, 2021	5,010,012	$501	16,250,000	$1,625	$(1,195,767)	$6,193,647	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. IV
CONDENSED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$6,198,447
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(26,604)
Decrease in fair value of warrant liabilities	(9,220,012)
Fair value in excess of cash received for Private Placement Warrants	1,667,551
Offering costs related to warrant liabilities	903,175
Changes in operating assets and liabilities:
Prepaid expenses	(509,070)
Accounts payable and accrued expenses	213,453
Franchise tax payable	99,178
Net cash used in operating activities	(673,882)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(650,000,000)
Net cash used in investing activities	(650,000,000)

Cash Flows from Financing Activities:
Proceeds received from Sponsor loan	180,000
Repayment of Sponsor loan	(180,000)
Proceeds received from Initial Public Offering of Units, net of underwriting commissions	637,000,000
Payment of offering costs	(225,599)
Proceeds received from issuance of Private Placement Warrants	16,000,000
Net cash provided by financing activities	652,774,401

Net change in cash	2,100,519
Cash - beginning of the period	4,875
Cash - end of the period	$2,105,394

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable in connection with the Initial Public Offering	$22,750,000
Class A common stock subject to possible redemption	$599,899,880

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

All activity from October 1, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the completion of the initial public offering (the “Initial Public Offering”), the exercise of the over-allotment option and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 15, 2021. On March 18, 2021, the Company consummated its Initial Public Offering of 60,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $600.0 million and incurring offering costs of approximately $33.6 million, inclusive of $21.0 million in deferred underwriting commissions. In April 2021, the underwriters exercised their over-allotment option and purchased 5,000,000 Units to cover over-allotments made in the Initial Public Offering generating additional gross proceeds of $50.0 million and incurring additional offering costs of approximately $2.8 million, inclusive of approximately $1.8 million in deferred underwriting commissions (see Note 4). Each Unit consists of one share of Class A common stock and one-eighth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 5).

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 7,500,000 warrants (the “Private Placement Warrants” and together with the “Public Warrants”, the “Warrants”), at a price of $2.00 per Private Placement Warrant, with the Company’s sponsor, Fortress Value Acquisition Sponsor IV LLC (the “Sponsor”), generating gross proceeds of $15.0 million (see Note 3). The Private Placement Warrants had an estimated fair value of $16,642,551 as of the closing of the Initial Public Offering, resulting in a $1,642,551 non-cash loss to the Company equal to the fair value in excess of cash received for the Private Placement Warrants. In April 2021, substantially concurrently with the sale of the over-allotment Units, the Company completed a Private Placement with the Sponsor for an additional 500,000 warrants at a price of $2.00 per warrant, generating additional gross proceeds of $1.0 million (see Note 3). These Private Placement Warrants had an estimated fair value of $1,025,000 as of the sale of the over-allotment Units, resulting in a $25,000 non-cash loss to the Company equal to the fair value in excess of cash received for the Private Placement Warrants.

Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and Private Placement, $650.0 million ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

As of June 30, 2021, the Company had $2,105,394 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (approximately $10.00 per share as of June 30, 2021), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). The Company’s amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial business combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination within 24 months (March 2023) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholder and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

Liquidity and capital resources

As of June 30, 2021, the Company had $2,105,394 in its operating bank account, $26,604 of interest income available in the Trust Account to pay for taxes and working capital surplus of $1,943,282. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 3). Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination and a minimum of one year from the date of issuance of these unaudited condensed financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable and accrued expenses.

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

Management will continue to evaluate the impact of the COVID-19 pandemic and while the virus could have an adverse effect on the future financial results, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements for the period from October 1, 2020 through December 31, 2020 and footnotes thereto included in the Company’s March 15, 2021 Prospectus filed with the SEC on March 17, 2021.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Investments held in trust account

The Company had approximately $650.0 million and no investments held in the Trust Account as of June 30, 2021 and December 31, 2020, respectively.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering of Units and exercise of the over-allotment option and totaled approximately $36.4 million, inclusive of approximately $22.8 million in deferred underwriting commissions and approximately $0.4 million in unpaid offering costs. Approximately $35.5 million of the offering costs were related to the issuance of Class A common stock and charged to stockholders’ equity and approximately $0.9 million of the offering costs were related to the warrant liabilities and charged to the unaudited condensed statements of operations.

Income taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, respectively, 59,989,988 and no shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s unaudited condensed statements of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of net income (loss) per common share.

Net income (loss) per common share, basic and diluted for Class A common stock for the three and six months ended June 30, 2021, respectively, were calculated by dividing (i) the interest income earned on the Trust Account less funds available to be withdrawn from the Trust Account for taxes which resulted in no net income by (ii) the weighted average number of shares of Class A common stock outstanding for the respective periods.

Net income (loss) per common share, basic and diluted for Class F common stock for the three and six months ended June 30, 2021, respectively, were calculated by dividing (i) the net income (loss) less net income attributable to Class A common stock by (ii) the weighted average number of shares of Class F common stock outstanding for the respective periods.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the exercise of the over-allotment option) and Private Placement to purchase an aggregate of 16,125,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the Warrants into Class A common shares is contingent upon the occurrence of future events (see Note 5). For the three and six months ended June 30, 2021, respectively, the average market price of the Company’s Class A common stock was below the Warrants’ $11.50 exercise price.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2021 and December 31, 2020, respectively, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40 and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s unaudited condensed statements of operations. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly actual results could differ significantly from those estimates.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

3. Related Party Transactions

Founder shares

In October 2020, the Company issued an aggregate of 17,250,000 shares of Class F common stock to the Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000. The Sponsor had agreed to forfeit an aggregate of up to 2,250,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. In April 2021, the Sponsor forfeited 1,000,000 Founder Shares as a result of the underwriters’ exercise of the over-allotment option. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination, on a one-for-one basis, subject to adjustment (see Note 5).

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (c) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property. In March and April 2021, respectively, the Sponsor transferred 25,000 Founder Shares each to two independent directors of the Company for the same per-share price initially paid for by the Sponsor. Subsequent to these transfers, the Sponsor held 16,200,000 Founder Shares. Subsequent to June 30, 2021, the Sponsor transferred an additional 25,000 Founder Shares to an independent director of the Company.

Private placement warrants

Substantially concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate 7,500,000 Private Placement Warrants in the Private Placement. In April 2021, substantially concurrently with the sale of the over-allotment Units, the Company completed a Private Placement with the Sponsor for an additional 500,000 warrants. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

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

Office space and related support services

During March 2021, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company incurred and paid $60,000 and $70,323, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, respectively, no Working Capital Loans were outstanding.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 9,000,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the Initial Public Offering. In April 2021, the underwriters exercised this over-allotment option and purchased 5,000,000 Units to cover the over-allotments. The underwriters were entitled to an underwriting discount of $0.20 per unit, or $13.0 million paid upon the closing of the Initial Public Offering and the exercise of the over-allotment option. Additionally, a deferred underwriting discount of $0.35 per unit, or approximately $22.8 million will be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

5. Warrant Liabilities

The Company has outstanding Public Warrants to purchase an aggregate of 8,125,000 shares of the Company’s common stock issued in connection with the Initial Public Offering and outstanding Private Placement Warrants to purchase an aggregate of 8,000,000 shares of the Company’s common stock (including warrants issued in connection with the exercise of the over-allotment option).

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2020	$—
Initial measurement on March 18, 2021 - Initial Public Offering	31,358,762
Initial measurement on April 22, 2021 - exercise of over-allotment option	2,181,250
Decrease in fair value of warrant liabilities	(9,220,012)
Warrant liabilities as of June 30, 2021	$24,320,000

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants will not be redeemable by the Company (except under scenario 2 below) so long as they are held by the initial purchasers or such purchasers’ permitted transferees, (iii) the Private Placement Warrants may be exercised by the holders on a cashless basis, and (iv) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants are entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company may call the Public Warrants for redemption:

1.When the price per share of Class A common stock equals or exceeds $18.00:
▪in whole and not in part;
▪at a price of $0.01 per warrant;
▪upon a minimum of 30 days’ prior written notice of redemption; and
▪if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

2.When the price per share of Class A common stock equals or exceeds $10.00 (commencing 90 days after the warrants become exercisable):
▪in whole and not in part;
▪at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to a table included in the warrant agreement, based on the redemption date and the fair market value of Class A common stock;
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

If the Company calls the Public Warrants for redemption, under scenario 1 above, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The exercise price and number of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. If the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock, the exercise price of the warrants will be adjusted to be equal to 115% of the newly issued price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. In such a situation, the warrants would expire worthless.

6. Stockholders’ Equity

Class A common stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the shares of Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of June 30, 2021, there were 65,000,000 shares of Class A common stock issued and outstanding, including 59,989,988 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Class F common stock—The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share on each matter on which they are entitled to vote. The Class F common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, on a one-for-one basis. As of June 30, 2021 and December 31, 2020, respectively, there were 16,250,000 and 17,250,000 shares of Class F common stock issued and outstanding.

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

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the shares of Class F common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class F common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, 20% of the sum of the total number of all common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, respectively, there were no shares of preferred stock issued and outstanding.

7. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	June 30, 2021
	Fair Value	Valuation Method
Assets
Investments held in Trust Account	$650,026,604	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$10,400,000	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$13,920,000	Level 3 - Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing liabilities

As of June 30, 2021 and December 31, 2020, respectively, the recorded values of cash, accounts payable and accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of these instruments.

Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. Treasury Securities Money Market Fund as of June 30, 2021. None of the balance in the Trust Account was held in cash as of June 30, 2021.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 18, 2021(1) - Initial Public Offering	16,642,551	14,716,211	31,358,762
Initial measurement on April 22, 2021(1) - exercise of over-allotment option	1,025,000	1,156,250	2,181,250
Change in fair value(2)(3)	(3,747,551)	(5,472,461)	(9,220,012)
Fair value as of June 30, 2021(4)	$13,920,000	$10,400,000	$24,320,000
___________________________
(1)
Initial fair value for the Warrants on March 18, 2021, the date of the Company’s Initial Public Offering and April 22, 2021, the date the underwriters exercised the over-allotment option, was determined using a closed form barrier option simulation model and a modified Black-Scholes option pricing model, with consideration of the redemption features of the Warrants. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the modified Black-Scholes option pricing model for the Warrants were as follows at initial measurement:

Input	March 18, 2021 (Initial Measurement)
Risk-free interest rate	1.31%
Expected volatility	30.0%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50

Input	April 22, 2021 (Initial Measurement)
Risk-free interest rate	1.22%
Expected volatility	28.0%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants. Expected volatility is based on historical volatility of publicly traded warrants for comparable special purpose acquisition companies and the Russell 3000 Index as of the valuation date. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Warrants.

(2)	Changes in valuation are recognized in change in fair value of warrant liabilities in the unaudited condensed statements of operations.
(3)
Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $10.4 million as of June 30, 2021.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(4)	The key inputs into the modified Black-Scholes option pricing model for the Private Placement Warrants were as follows as of June 30, 2021:

Input	June 30, 2021
Risk-free interest rate	0.87%
Volatility	25.0%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Private Placement Warrants. Volatility is based on the implied volatility of the Company's Public Warrants, historical volatility of publicly traded warrants for comparable special purpose acquisition companies and the Russell 3000 Index as of the valuation date. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

8. Income Tax

The Company’s net deferred tax asset is as follows:

June 30, 2021
Deferred tax asset
Organizational costs and net operating loss	$95,684
Total deferred tax asset	95,684
Valuation allowance	(95,684)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

June 30, 2021
Federal:
Current	$—
Deferred	94,676

State:
Current	—
Deferred	—
Change in valuation allowance	(94,676)
Income tax provision	$—

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In assessing the realization of the deferred tax asset, management considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized. The ultimate realization of deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liability, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the relevant taxing authority.

9. Subsequent Events

The notes to the unaudited condensed financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2021 (referred to as “subsequent events”) through the date these unaudited condensed financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•our financial performance; and

•the other risks and uncertainties discussed in “Risk Factors”.

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

Overview

We are a blank check company incorporated in Delaware on October 1, 2020, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the ability of our management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. Our sponsor is Fortress Value Acquisition Sponsor IV LLC (the “Sponsor”).

Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on March 15, 2021. On March 18, 2021, we consummated the Initial Public Offering of 60,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $600.0 million and incurring offering costs of approximately $33.6 million, inclusive of $21.0 million in deferred underwriting commissions. In April 2021, the underwriters exercised their over-allotment option and purchased 5,000,000 Units to cover over-allotments made in the Initial Public Offering generating additional gross proceeds of $50.0 million and incurring additional offering costs of approximately $2.8 million, inclusive of approximately $1.8 million in deferred underwriting commissions. Each Unit consists of one share of Class A common stock and one-eighth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment.

Substantially concurrently with the closing of the Initial Public Offering, we consummated a private placement (“Private Placement”) of 7,500,000 warrants (the “Private Placement Warrants” and together with the “Public Warrants”, the “Warrants”), at a price of $2.00 per Private Placement Warrant, with our Sponsor, generating gross proceeds of $15.0 million. In April 2021, substantially concurrently with the sale of the over-allotment Units, the Company completed a Private Placement with the Sponsor for an additional 500,000 warrants at a price of $2.00 per warrant, generating additional gross proceeds of $1.0 million.

Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and Private Placement, $650.0 million ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

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

For the three months ended June 30, 2021, we had net income of $6,147,897 which consisted of $22,477 in interest income and a non-cash $6,566,896 decrease in fair value of warrant liabilities, partially offset by a non-cash loss of $25,000 on the excess of fair value over cash received for the Private Placement Warrants, $64,527 in offering costs related to warrant liabilities, $302,086 in general and administrative expenses and $49,863 in franchise tax expense.

For the six months ended June 30, 2021, we had net income of $6,198,447 which consisted of $26,604 in interest income and a non-cash $9,220,012 decrease in fair value of warrant liabilities, partially offset by a non-cash $1,667,551 loss on the excess of fair value over cash received for the Private Placement Warrants, $903,175 in offering costs related to warrant liabilities, $378,016 in general and administrative expenses and $99,427 in franchise tax expense.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2021, we had $2,105,394 in our operating bank account and working capital surplus of $1,943,282.

Through our Initial Public Offering, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, up to $300,000 in loans from our Sponsor and the proceeds not held in the Trust Account, which resulted from the consummation of the Initial Public Offering and the sale of Private Placement Warrants to the Sponsor. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Warrants, which resulted in $650.0 million ($10.00 per Unit) being placed into a Trust Account and payment of expenses, we had $2,105,394 in cash held outside of the Trust Account as of June 30, 2021, which we intend to use for working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

Based on the foregoing, we believe we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination and a minimum of one year from the date of issuance of these unaudited condensed financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable and accrued expenses.

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

Critical Accounting Policies and Estimates

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, respectively, 59,989,988 and no shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s unaudited condensed statements of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of net income (loss) per common share.

Net income (loss) per common share, basic and diluted for Class A common stock for the three and six months ended June 30, 2021, respectively, were calculated by dividing (i) the interest income earned on the Trust Account less funds available to be withdrawn from the Trust Account for taxes which resulted in no net income by (ii) the weighted average number of shares of Class A common stock outstanding for the respective periods.

Net income (loss) per common share, basic and diluted for Class F common stock for the three and six months ended June 30, 2021, respectively, were calculated by dividing (i) the net income (loss) less net income attributable to Class A common stock by (ii) the weighted average number of shares of Class F common stock outstanding for the respective periods.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the exercise of the over-allotment option) and Private Placement to purchase an aggregate of 16,125,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the Warrants into Class A common shares is contingent upon the occurrence of future events. For the three and six months ended June 30, 2021, respectively, the average market price of the Company’s Class A common stock was below the Warrants’ $11.50 exercise price.

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40 and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s unaudited condensed statements of operations. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly actual results could differ significantly from those estimates.

Recent accounting pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The risk factors disclosed in “Risk Factors” included in our Prospectus dated March 15, 2021 filed with the SEC on March 17, 2021 and our Quarterly Report for the quarterly period ended March 31, 2021 filed on Form 10-Q with the SEC on May 17, 2021 are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2020, we issued an aggregate of 17,250,000 shares of Class F common stock to our Sponsor in exchange for an aggregate capital contribution of $25,000. In April 2021, the Sponsor forfeited 1,000,000 shares as a result of the underwriters’ exercise of the over-allotment option resulting in an aggregate of 16,250,000 shares of Class F common stock issued and outstanding. In March and April 2021, respectively, the Sponsor transferred 25,000 Founder Shares each to two independent directors of the Company for the same per-share price initially paid for by the Sponsor. As of June 30, 2021, the Sponsor held 16,200,000 Founder Shares. Subsequent to June 30, 2021, the Sponsor transferred an additional 25,000 Founder Shares to an independent director of the Company.

On March 18, 2021, the Company consummated its Initial Public Offering of 60,000,000 Units, with each Unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share, and one-eighth of one redeemable warrant to purchase one share of Class A common stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $600.0 million. In April 2021, the underwriters exercised their over-allotment option and purchased 5,000,000 Units to cover over-allotments made in the Initial Public Offering generating additional gross proceeds of $50.0 million.

Substantially concurrently with the closing of the Initial Public Offering, our Sponsor purchased an aggregate 7,500,000 warrants, at a price of $2.00 per Private Placement Warrant, generating gross proceeds of $15.0 million, each exercisable to purchase one share of Class A common stock at $11.50 per share. In April 2021, substantially concurrently with the sale of the over-allotment Units, the Company completed a Private Placement with the Sponsor for an additional 500,000 warrants at a price of $2.00 per warrant, generating additional gross proceeds of $1.0 million. Following the closing of the Initial Public Offering, the exercise of the over-allotment option and the sale of Private Placement Warrants, an aggregate of $650.0 million was placed in the Trust Account.

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

10.14*	Indemnity Agreement, dated April 26, 2021, between the Company and David Weinreb.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortress Value Acquisition Corp. IV

	By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: August 9, 2021