Form 10-Q
period 2021-09-30
Fortress Value Acquisition Corp. IV
filed 2021-11-03
CIK 1828183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or
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
Yes ☒ No ☐

As of November 2, 2021, 65,000,000 shares of Class A common stock, par value $0.0001 per share and 16,250,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Value Acquisition Corp. IV
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

FORTRESS VALUE ACQUISITION CORP. IV
CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
Assets:
Current assets:
Cash	$2,001,508	$4,875
Prepaid expenses	410,350	—
Total current assets	2,411,858	4,875
Investments held in Trust Account	650,034,969	—
Deferred offering costs	—	82,659
Total Assets	$652,446,827	$87,534

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$565,019	$67,334
Franchise tax payable	149,589	—
Total current liabilities	714,608	67,334
Deferred underwriting commissions payable	22,750,000	—
Warrant liabilities	17,540,438	—
Total Liabilities	41,005,046	67,334

Commitments and Contingencies

Class A common stock subject to possible redemption; 65,000,000 and no shares issued and outstanding at redemption value as of September 30, 2021 and December 31, 2020, respectively	650,000,000	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 500,000,000 and 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively	—	—
Class F common stock, $0.0001 par value; 50,000,000 and 20,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 16,250,000 and 17,250,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (1)	1,625	1,725
Additional paid-in capital	—	23,275
Accumulated deficit	(38,559,844)	(4,800)
Total Stockholders’ Equity	(38,558,219)	20,200
Total Liabilities and Stockholders’ Equity	$652,446,827	$87,534

(1) In April 2021, the Sponsor forfeited 1,000,000 shares of Class F common stock (See Note 3).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. IV
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
General and administrative expenses	$195,621	$573,637
Franchise tax expense	50,411	149,838
Loss from operations	(246,032)	(723,475)

Other income (loss):
Interest income	8,365	34,969
Decrease in fair value of warrant liabilities	6,779,562	15,999,574
Fair value in excess of cash received for Private Placement Warrants	—	(1,667,551)
Offering costs related to warrant liabilities	—	(903,175)
Total other income (loss)	6,787,927	13,463,817

Net income	$6,541,895	$12,740,342

Weighted average shares outstanding, Class A common stock	65,000,000	64,111,675
Basic and diluted net income per share, Class A common stock	$0.08	$0.16

Weighted average shares outstanding, Class F common stock	16,250,000	15,741,758
Basic and diluted net income per share, Class F common stock	$0.08	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three and nine months ended September 30, 2021
(Unaudited)

	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	17,250,000	$1,725	$23,275	$(4,800)	$20,200
Accretion of Class A common stock to redemption value (see Note 1)	—	—	—	—	(23,275)	(47,428,080)	(47,451,355)
Net income	—	—	—	—	—	50,550	50,550
Balance - March 31, 2021	—	$—	17,250,000	$1,725	$—	$(47,382,330)	$(47,380,605)
Forfeiture of Sponsor shares	—	—	(1,000,000)	(100)	100	—	—
Accretion of Class A common stock to redemption value (see Note 1)	—	—	—	—	(100)	(3,867,306)	(3,867,406)
Net income	—	—	—	—	—	6,147,897	6,147,897
Balance - June 30, 2021	—	$—	16,250,000	$1,625	$—	$(45,101,739)	$(45,100,114)
Net income	—	—	—	—	—	6,541,895	6,541,895
Balance - September 30, 2021	—	$—	16,250,000	$1,625	$—	$(38,559,844)	$(38,558,219)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS VALUE ACQUISITION CORP. IV
CONDENSED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$12,740,342
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(34,969)
Decrease in fair value of warrant liabilities	(15,999,574)
Fair value in excess of cash received for Private Placement Warrants	1,667,551
Offering costs related to warrant liabilities	903,175
Changes in operating assets and liabilities:
Prepaid expenses	(410,350)
Accounts payable and accrued expenses	206,468
Franchise tax payable	149,589
Net cash used in operating activities	(777,768)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(650,000,000)
Net cash used in investing activities	(650,000,000)

Cash Flows from Financing Activities:
Proceeds received from Sponsor loan	180,000
Repayment of Sponsor loan	(180,000)
Proceeds received from Initial Public Offering of Units, net of underwriting commissions paid	637,000,000
Payment of offering costs	(225,599)
Proceeds received from issuance of Private Placement Warrants	16,000,000
Net cash provided by financing activities	652,774,401

Net change in cash	1,996,633
Cash - beginning of the period	4,875
Cash - end of the period	$2,001,508

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable in connection with the Initial Public Offering	$22,750,000

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

All activity from October 1, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the completion of the initial public offering (the “Initial Public Offering”), the exercise of the over-allotment option and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 15, 2021. On March 18, 2021, the Company consummated its Initial Public Offering of 60,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $600,000,000 and incurring offering costs of $33,573,792, inclusive of $21,000,000 in deferred underwriting commissions. In April 2021, the underwriters exercised their over-allotment option and purchased 5,000,000 Units to cover over-allotments made in the Initial Public Offering generating additional gross proceeds of $50,000,000 and incurring additional offering costs of $2,775,683, inclusive of $1,750,000 in deferred underwriting commissions (see Note 4). Each Unit consists of one share of Class A common stock and one-eighth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 5).

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 7,500,000 warrants (the “Private Placement Warrants” and together with the “Public Warrants”, the “Warrants”), at a price of $2.00 per Private Placement Warrant, with the Company’s sponsor, Fortress Value Acquisition Sponsor IV LLC (the “Sponsor”), generating gross proceeds of $15,000,000 (see Note 3). The Private Placement Warrants had an estimated fair value of $16,642,551 as of the closing of the Initial Public Offering, resulting in a $1,642,551 non-cash loss to the Company equal to the fair value in excess of cash received for the Private Placement Warrants. In April 2021, substantially concurrently with the sale of the over-allotment Units, the Company completed a Private Placement with the Sponsor for an additional 500,000 warrants at a price of $2.00 per warrant, generating additional gross proceeds of $1,000,000 (see Note 3). These Private Placement Warrants had an estimated fair value of $1,025,000 as of the sale of the over-allotment Units, resulting in a $25,000 non-cash loss to the Company equal to the fair value in excess of cash received for the Private Placement Warrants.

Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and Private Placement, $650,000,000 ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, (“Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

As of September 30, 2021, the Company had $2,001,508 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (approximately $10.00 per share as of September 30, 2021), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). The Company’s amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial business combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and capital resources

As of September 30, 2021, the Company had $2,001,508 in its operating bank account, $34,969 of interest income available in the Trust Account to pay for taxes and working capital surplus of $1,697,250. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 3). Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination and a minimum of one year from the date of issuance of these unaudited condensed financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable and accrued expenses.

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

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COVID-19

An outbreak of respiratory disease which caused a global pandemic continues to impact global markets. This coronavirus has resulted in enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to markets, supply chains and customer activity, as well as general concern and uncertainty. Although a number of vaccines for COVID-19 have been developed and are in the process of being deployed in certain countries, including the United States, the timing for widespread vaccination is uncertain, and these vaccines may be less effective against new mutated strains of the virus. The impact of this coronavirus continues to evolve and is affecting the economies of many nations, individual companies and markets in general and may continue to last for an extended period of time.

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

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Revision of previously issued financial statements

The Company revised certain line items related to the previously filed financial statements for June 30, 2021 and March 31, 2021 on Form 10-Q filed with the SEC on August 9, 2021 and May 17, 2021, respectively, and the previously audited balance sheet as of March 18, 2021 on Form 8-K filed with the SEC on March 24, 2021, to classify all Class A common stock in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99-3A, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 5,010,012 shares, 5,238,061 shares, 2,360,172 shares as of June 30, 2021, March 31, 2021 and March 18, 2021, respectively, in permanent equity. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that the Company will not redeem its Public Shares in an amount that will cause its net tangible assets to be less than $5,000,001. Upon re-evaluation, the Company determined that the Class A common stock includes certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets threshold. As a result, the Company revised its previously filed financial statements to classify all Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against Additional paid-in capital and Accumulated deficit, as described below in more detail. In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro-rata to Class A and Class F common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common shares share pro rata in the income (loss) of the Company. There has been no change in the Company’s total assets, liabilities or operating results.

The following balance sheet items as of June 30, 2021 were impacted: (i) an increase in Class A common stock subject to possible redemption of $50,100,120, (ii) a decrease in Class A common stock of $501, (iii) an increase in Additional paid-in capital of $1,195,767, (iv) an increase in Accumulated deficit of $51,295,386 and (v) a decrease in Stockholders’ equity of $50,100,120.

The following balance sheet items as of March 31, 2021 were impacted: (i) an increase in Class A common stock subject to possible redemption of $52,380,610, (ii) a decrease in Class A common stock of $524, (iii) a decrease in Additional paid-in capital of $4,952,006, (iv) an increase in Accumulated deficit of $47,428,080 and (v) a decrease in Stockholders’ equity of $52,380,610.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following balance sheet items as of March 18, 2021 were impacted: (i) an increase in Class A common stock subject to possible redemption of $23,601,720, (ii) a decrease in Class A common stock of $236, (iii) a decrease in Additional paid-in capital of $5,050,967, (iv) an increase in Accumulated deficit of $18,550,517 and (v) a decrease in Stockholders’ equity of $23,601,720.

2.    Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements for the period from October 1, 2020 through December 31, 2020 and footnotes thereto included in the Company’s March 15, 2021 Prospectus filed with the SEC on March 17, 2021.

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

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

Investments held in trust account

The Company had $650,034,969 and no investments held in the Trust Account as of September 30, 2021 and December 31, 2020, respectively.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering of Units and exercise of the over-allotment option and totaled $36,349,475, inclusive of $22,750,000 in deferred underwriting commissions and $354,306 in unpaid offering costs. Offering costs of $35,446,300 were related to the issuance of Class A common stock and charged to temporary equity and $903,175 of the offering costs were related to the warrant liabilities and charged to the unaudited condensed statement of operations.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 65,000,000 shares of Class A common stock subject to possible redemption at the redemption value were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets (see Note 6). As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s unaudited condensed statements of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of net income (loss) per common share. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per common share, basic and diluted for Class A common stock for the three and nine months ended September 30, 2021 were calculated by dividing (i) the allocation of net income of $5,233,516 and $10,192,473, respectively, by (ii) the weighted average number of shares of Class A common stock outstanding for the respective periods.

Net income (loss) per common share, basic and diluted for Class F common stock for the three and nine months ended September 30, 2021 were calculated by dividing (i) the allocation of net income of $1,308,379 and $2,547,869, respectively, by (ii) the weighted average number of shares of Class F common stock outstanding for the respective periods.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the exercise of the over-allotment option) and Private Placement to purchase an aggregate of 16,125,000 shares of Class A common stock in the calculation of diluted net income (loss) per share, since the exercise of the Warrants into Class A common shares is contingent upon the occurrence of future events (see Note 5). As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021 and December 31, 2020, respectively, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in FASB ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”) and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s unaudited condensed statements of operations. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly actual results could differ significantly from those estimates.

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

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (c) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property. During 2021, the Sponsor transferred 25,000 Founder Shares each to three independent directors of the Company for the same per-share price initially paid for by the Sponsor. Subsequent to the forfeiture and the transfers described above, the Sponsor held 16,175,000 Founder Shares.

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

Note payable—related party

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

Office space and related support services

During March 2021, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, the Company incurred and paid $60,000 and $130,323, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, respectively, no Working Capital Loans were outstanding.

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

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 9,000,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the Initial Public Offering. In April 2021, the underwriters exercised this over-allotment option and purchased 5,000,000 Units to cover the over-allotments. The underwriters were entitled to an underwriting discount of $0.20 per unit, or $13,000,000 paid upon the closing of the Initial Public Offering and the exercise of the over-allotment option. Additionally, a deferred underwriting discount of $0.35 per unit, or $22,750,000 will be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

5.    Warrant Liabilities

The Company has outstanding Public Warrants to purchase an aggregate of 8,125,000 shares of the Company’s common stock and outstanding Private Placement Warrants to purchase an aggregate of 8,000,000 shares of the Company’s common stock (including warrants issued in connection with the exercise of the over-allotment option).

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2020	$—
Initial measurement on March 18, 2021 - Initial Public Offering	31,358,762
Initial measurement on April 22, 2021 - exercise of over-allotment option	2,181,250
Decrease in fair value of warrant liabilities	(15,999,574)
Warrant liabilities as of September 30, 2021	$17,540,438

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

6.    Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 65,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

As of September 30, 2021, the Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$650,000,000
Less:
Initial fair value of public warrant liability	(15,872,461)
Class A common stock offering costs	(35,446,300)
Plus:
Accretion of Class A common stock to redemption value	51,318,761
Class A common stock subject to possible redemption	$650,000,000

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
7.    Stockholders’ Equity

Class A common stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the shares of Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of September 30, 2021, there were 65,000,000 shares of Class A common stock issued and outstanding and all shares of Class A common stock were subject to possible redemption and included in temporary equity (see Note 6). As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Class F common stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each share on each matter on which they are entitled to vote. The Class F common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, on a one-for-one basis. As of September 30, 2021 and December 31, 2020 there were 16,250,000 and 17,250,000 shares, respectively, of Class F common stock issued and outstanding.

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

Preferred stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020 there were no shares, respectively, of preferred stock issued and outstanding.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8.    Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	September 30, 2021
	Fair Value	Valuation Method
Assets
Investments held in Trust Account	$650,034,969	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$6,580,438	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$10,960,000	Level 3 - Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing liabilities

As of September 30, 2021 and December 31, 2020, respectively, the recorded values of cash, accounts payable and accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of these instruments.

Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. treasury securities money market fund as of September 30, 2021. None of the balance in the Trust Account was held in cash as of September 30, 2021.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 18, 2021(1) - Initial Public Offering	16,642,551	14,716,211	31,358,762
Initial measurement on April 22, 2021(1) - exercise of over-allotment option	1,025,000	1,156,250	2,181,250
Change in fair value(2)(3)	(6,707,551)	(9,292,023)	(15,999,574)
Fair value as of September 30, 2021(4)	$10,960,000	$6,580,438	$17,540,438
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
(3)
Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $10,400,000 during 2021.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(4)	The key inputs into the modified Black-Scholes option pricing model for the Private Placement Warrants were as follows as of September 30, 2021:

Input	September 30, 2021
Risk-free interest rate	0.98%
Volatility	21.0%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50
The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Private Placement Warrants. Volatility is based on the implied volatility of the Company’s Public Warrants, historical volatility of publicly traded warrants for comparable special purpose acquisition companies and the Russell 3000 Index as of the valuation date. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.
Level 3 instruments have inherent uncertainties. If factors or assumptions change, the estimated fair values could be materially different.

9.    Income Tax

The Company’s net deferred tax asset is as follows:

September 30, 2021
Deferred tax asset
Organizational costs and net operating loss	$145,594
Total deferred tax asset	145,594
Valuation allowance	(145,594)
Deferred tax asset, net of valuation allowance	$—

The income tax provision consists of the following:

September 30, 2021
Federal:
Current	$—
Deferred	(144,586)

State:
Current	—
Deferred	—
Change in valuation allowance	144,586
Income tax provision	$—

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

10.    Subsequent Events

The notes to the unaudited condensed financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2021 (referred to as “subsequent events”) through the date these unaudited condensed financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the unaudited condensed financial statements.

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

Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on March 15, 2021. On March 18, 2021, we consummated the Initial Public Offering of 60,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $600,000,000 and incurring offering costs of $33,573,792, inclusive of $21,000,000 in deferred underwriting commissions. In April 2021, the underwriters exercised their over-allotment option and purchased 5,000,000 Units to cover over-allotments made in the Initial Public Offering generating additional gross proceeds of $50,000,000 and incurring additional offering costs of $2,775,683, inclusive of $1,750,000 in deferred underwriting commissions. Each Unit consists of one share of Class A common stock and one-eighth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment.

Substantially concurrently with the closing of the Initial Public Offering, we consummated a private placement (“Private Placement”) of 7,500,000 warrants (the “Private Placement Warrants” and together with the “Public Warrants”, the “Warrants”), at a price of $2.00 per Private Placement Warrant, with our Sponsor, generating gross proceeds of $15,000,000. In April 2021, substantially concurrently with the sale of the over-allotment Units, the Company completed a Private Placement with the Sponsor for an additional 500,000 warrants at a price of $2.00 per warrant, generating additional gross proceeds of $1,000,000.

Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and Private Placement, $650,000,000 ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, (“Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

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

For the three months ended September 30, 2021, we had net income of $6,541,895 which consisted of $8,365 in interest income and a non-cash $6,779,562 decrease in fair value of warrant liabilities, partially offset by $195,621 in general and administrative expenses and $50,411 in franchise tax expense. General and administrative expenses were primarily comprised of insurance expense and administrative fees.

For the nine months ended September 30, 2021, we had net income of $12,740,342 which consisted of $34,969 in interest income and a non-cash $15,999,574 decrease in fair value of warrant liabilities, partially offset by a non-cash $1,667,551 loss on the excess of fair value over cash received for the Private Placement Warrants, $903,175 in offering costs related to warrant liabilities, $573,637 in general and administrative expenses and $149,838 in franchise tax expense. General and administrative expenses were primarily comprised of insurance expense and administrative fees.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2021, we had $2,001,508 in our operating bank account and working capital surplus of $1,697,250.

Through our Initial Public Offering, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, up to $300,000 in loans from our Sponsor and the proceeds not held in the Trust Account, which resulted from the consummation of the Initial Public Offering and the sale of Private Placement Warrants to the Sponsor. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Warrants, which resulted in $650,000,000 ($10.00 per Unit) being placed into a Trust Account and payment of expenses, we had $2,001,508 in cash held outside of the Trust Account as of September 30, 2021, which we intend to use for working capital purposes.

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

Critical Accounting Policies and Estimates

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 65,000,000 shares of Class A common stock subject to possible redemption at the redemption value were presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s unaudited condensed statements of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of net income (loss) per common share. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per common share, basic and diluted for Class A common stock for the three and nine months ended September 30, 2021 were calculated by dividing (i) the allocation of net income of $5,233,516 and $10,192,473, respectively, by (ii) the weighted average number of shares of Class A common stock outstanding for the respective periods.

Net income (loss) per common share, basic and diluted for Class F common stock for the three and nine months ended September 30, 2021 were calculated by dividing (i) the allocation of net income of $1,308,379 and $2,547,869, respectively, by (ii) the weighted average number of shares of Class F common stock outstanding for the respective periods.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the exercise of the over-allotment option) and Private Placement to purchase an aggregate of 16,125,000 shares of Class A common stock in the calculation of diluted net income (loss) per share, since the exercise of the Warrants into Class A common shares is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in FASB ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”) and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s unaudited condensed statements of operations. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly actual results could differ significantly from those estimates.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and the changes made to our internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. During the quarter ended September 30, 2021, the Company completed the remediation efforts described below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

To remediate the material weakness in internal control related to the accounting classification for Warrants we issued in March 2021, which was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”), management made the following changes during 2021: the Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and improved these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. These controls were initially put into place for the quarter ending June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2020, we issued an aggregate of 17,250,000 shares of Class F common stock to our Sponsor in exchange for an aggregate capital contribution of $25,000. In April 2021, the Sponsor forfeited 1,000,000 shares as a result of the underwriters’ exercise of the over-allotment option resulting in an aggregate of 16,250,000 shares of Class F common stock issued and outstanding. During 2021, the Sponsor transferred 25,000 Founder Shares each to three independent directors of the Company for the same per-share price initially paid for by the Sponsor. As of September 30, 2021, the Sponsor held 16,175,000 Founder Shares.

On March 18, 2021, the Company consummated its Initial Public Offering of 60,000,000 Units, with each Unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share, and one-eighth of one redeemable warrant to purchase one share of Class A common stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $600,000,000. In April 2021, the underwriters exercised their over-allotment option and purchased 5,000,000 Units to cover over-allotments made in the Initial Public Offering generating additional gross proceeds of $50,000,000.

Substantially concurrently with the closing of the Initial Public Offering, our Sponsor purchased an aggregate 7,500,000 warrants, at a price of $2.00 per Private Placement Warrant, generating gross proceeds of $15,000,000, each exercisable to purchase one share of Class A common stock at $11.50 per share. In April 2021, substantially concurrently with the sale of the over-allotment Units, the Company completed a Private Placement with the Sponsor for an additional 500,000 warrants at a price of $2.00 per warrant, generating additional gross proceeds of $1,000,000. Following the closing of the Initial Public Offering, the exercise of the over-allotment option and the sale of Private Placement Warrants, an aggregate of $$650,000,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

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

10.14
Indemnity Agreement, dated April 26, 2021, between the Company and David Weinreb (incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021.)

10.15*	Indemnity Agreement, dated July 1, 2021, between the Company and Leilani Verge.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortress Value Acquisition Corp. IV

	By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: November 3, 2021