Form 10-Q/A
period 2021-09-30
Fortress Value Acquisition Corp. IV
filed 2021-12-14
CIK 1828183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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
Yes ☒ No ☐

As of December 13, 2021, 65,000,000 shares of Class A common stock, par value $0.0001 per share and 16,250,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

Fortress Value Acquisition Corp. IV (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “10-Q/A”) to amend and restate certain items in the Company’s Quarterly Report on Form 10-Q as of September 30, 2021 and for the three and nine months ended September 30, 2021 (the “Original 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2021.

In connection with Company’s Original 10-Q, the Company re-evaluated the accounting for its Class A common stock subject to possible redemption as temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99-3A, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock subject to possible redemption in permanent equity. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that the Company will not redeem its public shares in an amount that will cause its net tangible assets to be less than $5,000,001. Upon re-evaluation, the Company determined that the Class A common stock includes certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets threshold. As a result, in connection with the Original 10-Q, the Company classified all of its Class A common stock as temporary equity as of September 30, 2021 and adjusted its initial book value to redemption value in accordance with ASC 480. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to Class A and Class F common stock.

As of the time of the filing of the Company’s Original 10-Q, the Company did not restate its previously filed financial statements for June 30, 2021 and March 31, 2021 on Form 10-Q filed with the SEC on August 9, 2021 and May 17, 2021, respectively.

On December 8, 2021, management of the Company and the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) determined that it is appropriate to restate the Company’s previously issued quarterly unaudited financial statements for the three and nine months ended September 30, 2021, for the three and six months ended June 30, 2021 and for the three months ended March 31, 2021. Such previously filed financial statements should no longer be relied upon.

The change in accounting for Class A common stock subject to possible redemption as temporary equity and the change in the Company’s earnings per share calculation did not have any impact on the Company’s total assets, liabilities, operating results or liquidity in any of the periods included in Item 1. Condensed Financial Statements in this filing.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of September 30, 2021. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures as of September 30, 2021 were not effective due to a material weakness in internal control over financial reporting relating to the accounting for complex financial instruments. For more information, see Item 4 included in this 10-Q/A.

The Company has not amended its June 30, 2021 or March 31, 2021 Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 10-Q/A.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item I. Condensed Financial Statements; (ii) Part I, Item 4. Controls and Procedures and (iii) Part II, Item 1A. Risk Factors. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this 10-Q/A currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this 10-Q/A does not amend, update or change any other items or disclosures contained in the Original 10-Q, and accordingly, this 10-Q/A does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this 10-Q/A should be read in conjunction with the Original 10-Q and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original 10-Q.

Fortress Value Acquisition Corp. IV
QUARTERLY REPORT ON FORM 10-Q/A

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

(1) In April 2021, the Sponsor forfeited 1,000,000 shares of Class F common stock (See Note 4).

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

FORTRESS VALUE ACQUISITION CORP. IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three and nine months ended September 30, 2021
(Unaudited)

	Common stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	17,250,000	$1,725	$23,275	$(4,800)	$20,200
Remeasurement of Class A common stock subject to possible redemption to redemption value (As Restated - see Note 2)	—	—	—	—	(23,275)	(47,428,080)	(47,451,355)
Net income	—	—	—	—	—	50,550	50,550
Balance - March 31, 2021 (As Restated - see Note 2)	—	$—	17,250,000	$1,725	$—	$(47,382,330)	$(47,380,605)
Forfeiture of Sponsor shares	—	—	(1,000,000)	(100)	100	—	—
Remeasurement of Class A common stock subject to possible redemption to redemption value (As Restated - see Note 2)	—	—	—	—	(100)	(3,867,306)	(3,867,406)
Net income	—	—	—	—	—	6,147,897	6,147,897
Balance - June 30, 2021 (As Restated - see Note 2)	—	$—	16,250,000	$1,625	$—	$(45,101,739)	$(45,100,114)
Net income	—	—	—	—	—	6,541,895	6,541,895
Balance - September 30, 2021	—	$—	16,250,000	$1,625	$—	$(38,559,844)	$(38,558,219)

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

The registration statement for the Company’s Initial Public Offering was declared effective on March 15, 2021. On March 18, 2021, the Company consummated its Initial Public Offering of 60,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $600,000,000 and incurring offering costs of $33,573,792, inclusive of $21,000,000 in deferred underwriting commissions. In April 2021, the underwriters exercised their over-allotment option and purchased 5,000,000 Units to cover over-allotments made in the Initial Public Offering generating additional gross proceeds of $50,000,000 and incurring additional offering costs of $2,775,683, inclusive of $1,750,000 in deferred underwriting commissions (see Note 5). Each Unit consists of one share of Class A common stock and one-eighth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 7,500,000 warrants (the “Private Placement Warrants” and together with the “Public Warrants”, the “Warrants”), at a price of $2.00 per Private Placement Warrant, with the Company’s sponsor, Fortress Value Acquisition Sponsor IV LLC (the “Sponsor”), generating gross proceeds of $15,000,000 (see Note 4). The Private Placement Warrants had an estimated fair value of $16,642,551 as of the closing of the Initial Public Offering, resulting in a $1,642,551 non-cash loss to the Company equal to the fair value in excess of cash received for the Private Placement Warrants. In April 2021, substantially concurrently with the sale of the over-allotment Units, the Company completed a Private Placement with the Sponsor for an additional 500,000 warrants at a price of $2.00 per warrant, generating additional gross proceeds of $1,000,000 (see Note 4). These Private Placement Warrants had an estimated fair value of $1,025,000 as of the sale of the over-allotment Units, resulting in a $25,000 non-cash loss to the Company equal to the fair value in excess of cash received for the Private Placement Warrants.

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

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The Public Stockholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount in the Trust Account (approximately $10.00 per share as of September 30, 2021), plus any pro-rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Company’s amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial business combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro-rata portion of the amount then in the Trust Account, plus any pro-rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses).

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

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

Liquidity and capital resources

As of September 30, 2021, the Company had $2,001,508 in its operating bank account, $34,969 of interest income available in the Trust Account to pay for taxes and working capital surplus of $1,697,250. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 4). Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination and a minimum of one year from the date of issuance of these unaudited condensed financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable and accrued expenses.

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

2.    Restatement of Previously Issued Financial Statements

The Company restated certain line items related to the previously filed financial statements for June 30, 2021 and March 31, 2021 on Form 10-Q filed with the SEC on August 9, 2021 and May 17, 2021, respectively, to classify all Class A common stock in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99-3A, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 5,010,012 shares and 5,238,061 shares as of June 30, 2021 and March 31, 2021, respectively, in permanent equity. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that the Company will not redeem its Public Shares in an amount that will cause its net tangible assets to be less than $5,000,001. Upon re-evaluation, the Company determined that the Class A common stock includes certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets threshold. As a result, the Company restated its previously filed financial statements to classify all Class A common stock as temporary equity and to remeasure from its initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against Additional paid-in capital and Accumulated deficit, as described below in more detail. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to Class A and Class F common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common shares share pro-rata in the income (loss) of the Company. There has been no change in the Company’s total assets, liabilities, operating results or liquidity, in any of the periods.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Impact of Restatement - Quarterly Interim Periods (Unaudited)

The following presents a reconciliation of the condensed balance sheets, condensed statements of operations, condensed statements of changes in stockholders’ equity and condensed statements of cash flows from the prior periods previously reported to the restated amounts as of June 30, 2021 and March 31, 2021, for the three and six months ended June 30, 2021 and for the three months ended March 31, 2021.

	June 30, 2021
Condensed Balance Sheet Data (Unaudited)	As previously reported	Adjustments	As restated
Class A common stock subject to possible redemption (as previously reported: 59,989,988 shares subject to possible redemption) as restated: 65,000,000 shares subject to possible redemption	$599,899,880	$50,100,120	$650,000,000
Class A common stock, $0.0001 par value; (as previously reported: 5,010,012 shares issued and outstanding) as restated: no shares issued and outstanding	$501	$(501)	$—
Additional paid-in capital	$(1,195,767)	$1,195,767	$—
Accumulated deficit	$6,193,647	$(51,295,386)	$(45,101,739)
Total Stockholders’ Equity	$5,000,006	$(50,100,120)	$(45,100,114)

	For the three months ended June 30, 2021
Condensed Statement of Operations (Unaudited)	As previously reported	Adjustments	As restated
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$0.08	$0.08
Basic and diluted net income (loss) per share, Class F common stock	$0.39	$(0.31)	$0.08

	For the six months ended June 30, 2021
Condensed Statement of Operations (Unaudited)	As previously reported	Adjustments	As restated
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$0.08	$0.08
Basic and diluted net income (loss) per share, Class F common stock	$0.40	$(0.32)	$0.08

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the three months ended June 30, 2021
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)	As previously reported	Adjustments	As restated
Sale of over-allotment Units, net of offering costs related to Class A common stock and initial fair value of Public Warrants:
Class A Shares	5,000,000	(5,000,000)	—
Class A Amount	$500	$(500)	$—
Additional paid-in capital	$46,132,094	$(46,132,094)	$—
Total Stockholders’ Equity	$46,132,594	$(46,132,594)	$—

Change in Class A common stock subject to possible redemption:
Class A Shares	(5,228,049)	5,228,049	—
Class A Amount	$(523)	$523	$—
Additional paid-in capital	$(52,279,967)	$52,279,967	$—
Total Stockholders’ Equity	$(52,280,490)	$52,280,490	$—

Remeasurement of Class A common stock subject to possible redemption to redemption value:
Additional paid-in capital	$—	$(100)	$(100)
Accumulated deficit	$—	$(3,867,306)	$(3,867,306)
Total Stockholders’ Equity	$—	$(3,867,406)	$(3,867,406)

	For the six months ended June 30, 2021
Condensed Statement of Cash Flows (Unaudited)	As previously reported	Adjustments	As restated
Supplemental disclosure of non-cash financing activities:
Class A common stock subject to possible redemption	$599,899,880	$(599,899,880)	$—

	March 31, 2021
Condensed Balance Sheet Data (Unaudited)	As previously reported	Adjustments	As restated
Class A common stock subject to possible redemption (as previously reported: 54,761,939 shares subject to possible redemption) as restated: 60,000,000 shares subject to possible redemption	$547,619,390	$52,380,610	$600,000,000
Class A common stock, $0.0001 par value; (as previously reported: 5,238,061 shares issued and outstanding) as restated: no shares issued and outstanding	$524	$(524)	$—
Additional paid-in capital	$4,952,006	$(4,952,006)	$—
Accumulated deficit	$45,750	$(47,428,080)	$(47,382,330)
Total Stockholders’ Equity	$5,000,005	$(52,380,610)	$(47,380,605)

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the three months ended March 31, 2021
Condensed Statement of Operations (Unaudited)	As previously reported	Adjustments	As restated
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$0.00	$0.00
Basic and diluted net income (loss) per share, Class F common stock	$0.00	$0.00	$0.00

	For the three months ended March 31, 2021
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)	As previously reported	Adjustments	As restated
Sale of Units in Initial Public Offering, net of offering costs related to Class A common stock and initial fair value of Public Warrants:
Class A Shares	60,000,000	(60,000,000)	—
Class A Amount	$6,000	$(6,000)	$—
Additional paid-in capital	$552,542,645	$(552,542,645)	$—
Total Stockholders’ Equity	$552,548,645	$(552,548,645)	$—

Class A common stock subject to possible redemption:
Class A Shares	(54,761,939)	54,761,939	—
Class A Amount	$(5,476)	$5,476	$—
Additional paid-in capital	$(547,613,914)	$547,613,914	$—
Total Stockholders’ Equity	$(547,619,390)	$547,619,390	$—

Remeasurement of Class A common stock subject to possible redemption to redemption value:
Additional paid-in capital	$—	$(23,275)	$(23,275)
Accumulated deficit	$—	$(47,428,080)	$(47,428,080)
Total Stockholders’ Equity	$—	$(47,451,355)	$(47,451,355)

	For the three months ended March 31, 2021
Condensed Statement of Cash Flows (Unaudited)	As previously reported	Adjustments	As restated
Supplemental disclosure of non-cash financing activities:
Class A common stock subject to possible redemption	$547,619,390	$(547,619,390)	$—

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
3.    Summary of Significant Accounting Policies

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 65,000,000 shares of Class A common stock subject to possible redemption at the redemption value were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets (see Note 7). As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s unaudited condensed statements of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of net income (loss) per common share. Earnings and losses are shared pro-rata between the two classes of shares. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the exercise of the over-allotment option) and Private Placement to purchase an aggregate of 16,125,000 shares of Class A common stock in the calculation of diluted net income (loss) per share, since the exercise of the Warrants into Class A common shares is contingent upon the occurrence of future events (see Note 6). As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4.    Related Party Transactions

Founder shares

In October 2020, the Company issued an aggregate of 17,250,000 shares of Class F common stock to the Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000. The Sponsor had agreed to forfeit an aggregate of up to 2,250,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. In April 2021, the Sponsor forfeited 1,000,000 Founder Shares as a result of the underwriters’ exercise of the over-allotment option. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination, on a one-for-one basis, subject to adjustment (see Note 6).

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
5.    Commitments and Contingencies

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
6.    Warrant Liabilities

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

7.    Class A Common Stock Subject to Possible Redemption

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

As of September 30, 2021, the Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$650,000,000
Less:
Initial fair value of public warrant liability	(15,872,461)
Class A common stock offering costs	(35,446,300)
Plus:
Remeasurement of Class A common stock subject to possible redemption to redemption value	51,318,761
Class A common stock subject to possible redemption	$650,000,000

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
8.    Stockholders’ Equity

Class A common stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the shares of Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of September 30, 2021, there were 65,000,000 shares of Class A common stock issued and outstanding and all shares of Class A common stock were subject to possible redemption and included in temporary equity (see Note 7). As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

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

Preferred stock—Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020 there were no shares of preferred stock, respectively, issued and outstanding.

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

9.    Fair Value Measurements

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

FORTRESS VALUE ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
10.    Income Tax

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

11.    Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Fortress Value Acquisition Corp. IV. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and Private Placement, $650,000,000 ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, (“Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

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

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s unaudited condensed statements of operations includes a presentation of net income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of net income (loss) per common share. Earnings and losses are shared pro-rata between the two classes of shares. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective relating to the Company’s accounting for complex financial instruments. Notwithstanding this material weakness, management has concluded that our unaudited condensed financial statements included in this Quarterly Report on Amended Form 10-Q/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex financial instruments. The Company’s management has expended, and will continue to expend a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and improved these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no changes to the risk factors disclosed in “Risk Factors” included in our Prospectus dated March 15, 2021 filed with the SEC on March 17, 2021 and our Quarterly Report for the quarterly period ended March 31, 2021 filed on Form 10-Q with the SEC on May 17, 2021, except for the below:

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management identified a material weakness in our internal controls over financial reporting relating to the accounting for complex financial instruments and concluded that our disclosure controls were not effective as of September 30, 2021.

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

As a result of such material weakness related to the above mentioned change, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Substantially concurrently with the closing of the Initial Public Offering, our Sponsor purchased an aggregate 7,500,000 warrants, at a price of $2.00 per Private Placement Warrant, generating gross proceeds of $15,000,000, each exercisable to purchase one share of Class A common stock at $11.50 per share. In April 2021, substantially concurrently with the sale of the over-allotment Units, the Company completed a Private Placement with the Sponsor for an additional 500,000 warrants at a price of $2.00 per warrant, generating additional gross proceeds of $1,000,000. Following the closing of the Initial Public Offering, the exercise of the over-allotment option and the sale of Private Placement Warrants, an aggregate of $650,000,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A:

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

10.15
Indemnity Agreement, dated July 1, 2021, between the Company and Leilani Verge (incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortress Value Acquisition Corp. IV

	By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: December 14, 2021